Form 10-K
period 1999-12-31
MONEY STORE HOME EQUITY LOAN TRUST 1998-A
filed 2000-04-14
CIK 1059165

--------------------------------
                                                            OMB APPROVAL
                                               --------------------------------
                                               OMB Number:     3235-0063
                                               Expires:        May 31, 2000
                                               Estimated average burden
                                               hours per response   1711.00
                                               --------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        Commission file number 333-32775

THE MONEY STORE TRUST 1998-A AND THE ORIGINATORS AS LISTED BELOW (UNDER A POOLING AND SERVICING AGREEMENT, DATED AS OF FEBRUARY 28, 1998 PROVIDING FOR THE ISSUANCE OF THE MONEY STORE HOME EQUITY ASSET BACKED CERTIFICATES SERIES 1998-A).

                          THE MONEY STORE TRUST 1998-A
                                TMS MORTGAGE INC.
                            THE MONEY STORE/D.C. INC.
                          THE MONEY STORE/KENTUCKY INC.
                        THE MONEY STORE HOME EQUITY CORP.
                         THE MONEY STORE/MINNESOTA INC.
             (Exact name of registrant as specified in its charter)

          *                                                   *
----------------------------------              ------------------------
(State or other jurisdiction                    (Trust I.R.S. Employer
of incorporation or organization)               Identification No.)

707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA                 95605
---------------------------------------------         --------------------
(Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code (916) 617-1000

                        * See Schedule A attached hereto.

                                   Schedule A

                                       STATE OF             IRS EMPLOYER
REGISTRANT                             INCORPORATION        ID NUMBER
----------                             -------------        ---------
TMS Mortgage Inc.                      New Jersey           22-3217781
The Money Store/D.C. Inc.              D.C.                 22-2133027
The Money Store/Kentucky Inc.          Kentucky             22-2459832
The Money Store Home Equity Corp.      Kentucky             22-2522232
The Money Store/Minnesota Inc.         Minnesota            22-3003495

           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                 --------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

/  /  Yes   /X/   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Not Applicable.

State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

     Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996.

     Not Applicable

This Annual Report on Form 10-K is filed pursuant to a request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing, dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                     PART I

ITEM 1. BUSINESS

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 2. PROPERTIES

Reference is made to the Annual Compliance Certificate attached hereto as
Exhibit 20.

Reference is made to the Annual Statement attached hereto as Exhibit 13.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established trading market for Registrant's securities subject to this filing.

Number of holders of record of the Certificates as of March 15, 2000: 106 ---

ITEM 6. SELECTED FINANCIAL DATA

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Annual Compliance Certificate attached as Exhibit 20.

     Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 11. EXECUTIVE COMPENSATION

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information is furnished as of March 15, 2000 as to each Certificate holder of record of more than 5% of the Certificates:

                                                                             Amount of
                                 Name and Address of                         Security of
Title of Class                   Beneficial Owner                            Beneficial Owner        % of Class

The Money Store Trust
Asset-Backed Certificates,
Series 1998-A,
Class AF-1

                                                                             Amount of
                                 Name and Address of                         Security of
Title of Class                   Beneficial Owner                            Beneficial Owner        % of Class

The Money Store Trust
Asset-Backed Certificates,
Series 1998-A,
Class AF-2

                                                                           Amount of
                                 Name and Address of                       Security of
Title of Class                   Beneficial Owner                          Beneficial Owner        % of Class

The Money Store Trust            Firststar Bank, N.A.                      $13,000,000             10.8
Asset-Backed Certificates,       425 Walnut Street
Series 1998-A,                   Location CN-WM-06CT
Class AF-3                       Cincinnati, OH  45201

                                 Bankers Trust Company                     $10,000,000              8.3
                                 c/o BT Services Tennessee Inc.
                                 648 Grassmere Park Drive
                                 Nashville, TN 37211

                                 The Bank of New York                      $13,500,000             11.3
                                 Union Safekeeping
                                 Dealer Clearance
                                 16 Wall Street, 5th Floor
                                 New York, NY 10005

                                 Chase Manhattan Bank                      $26,500,000             22.1
                                 4 New York Plaza, 13th Floor
                                 New York, NY 10004

                                 Bear, Stearns Securities Corp.            $23,000,000             19.2
                                 One Metrotech Center North
                                 4th Floor
                                 Brooklyn, NY  11201-3862

                                                                           Amount of
                                 Name and Address of                       Security of
Title of Class                   Beneficial Owner                          Beneficial Owner        % of Class

The Money Store Trust            Chase Manhattan Bank                      $15,250,000             33.9
Asset-Backed Certificates,       4 New York Plaza, 13th Floor
Series 1998-A,                   New York, NY 10004
Class AF-4
                                 The Northern Trust Company                 $7,155,000             12.1
                                 801 S. Canal C-IN
                                 Chicago, IL 60607

                                 PNC Bank, N.A./Pittsburgh                 $12,500,000             27.8
                                 One PNC Plaza, 9th Floor,
                                 249 Fifth Avenue
                                 Pittsburgh, PA 15222-7707

                                 State Street Bank and                      $4,250,000             9.4
                                 Trust Company
                                 1776 Heritage Dr.
                                 Global Corp. Action Unit JAB5NW
                                 No. Quincy, MA 02171

                                 Bankers Trust Company                      $2,445,000             5.4
                                 c/o BT Services Tennessee Inc.
                                 648 Grassmere Park Drive
                                 Nashville, TN 37211

                                                                           Amount of
                                 Name and Address of                       Security of
Title of Class                   Beneficial Owner                          Beneficial Owner       % of Class

The Money Store Trust            The Bank of New York                      $21,790,000             36.9
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-A,                   Secaucus, NJ 07094
Class AF-5

                                 Chase Manhattan Bank                      $13,380,000             22.7
                                 4 New York Plaza, 13th Floor
                                 New York, NY 10004



                                 State Street Bank and                     $10,645,000             18.0
                                 Trust Company
                                 1776 Heritage Dr.
                                 Global Corp. Action Unit JAB5NW
                                 No. Quincy, MA 02171


                                                                           Amount of
                                 Name and Address of                       Security of
Title of Class                   Beneficial Owner                          Beneficial Owner       % of Class

The Money Store Trust            The Bank of New York                      $15,610,090             36.3
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-A,                   Secaucus, NJ 07094
Class AF-6
                                 Chase Manhattan Bank                      $20,500,000             47.7
                                 4 New York Plaza, 13th Floor
                                 New York, NY 10004

                                 Chase Manhattan Bank, Trust                $5,000,000             11.6
                                 4 New York Plaza, 13th Floor
                                 New York, NY 10004

                                                                           Amount of
                                 Name and Address of                       Security of
Title of Class                   Beneficial Owner                          Beneficial Owner       % of Class

The Money Store Trust            Bankers Trust Company                     $16,000,000             32.7
Asset-Backed Certificates,       c/o BT Services Tennessee Inc.
Series 1998-A,                   648 Grassmere Park Drive
Class AF-7                       Nashville, TN 37211

                                 The Northern Trust Company                 $7,540,000             15.4
                                 801 S. Canal C-IN
                                 Chicago, IL 60607

                                 Boston Safe Deposit and Trust Company      $5,890,000             12.0
                                 40 Mellon Bank, N.A.
                                 Three Mellon Bank Center,
                                 Room 153-3015
                                 Pittsburgh, PA 15259

                                 U.S. Bank National Association             $5,000,000             10.2
                                 MPFP 1603 Proxy Unit
                                 601 Second Avenue South
                                 Minneapolis, MN 55402

                                 Chase Manhattan Bank                      $10,000,000             20.4
                                 4 New York Plaza, 13th Floor
                                 New York, NY 10004

                                                                           Amount of
                                 Name and Address of                       Security of
Title of Class                   Beneficial Owner                          Beneficial Owner        % of Class

The Money Store Trust            The Bank of New York                      $30,000,000             100%
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-A,                   Secaucus, NJ 07094
Class AF-8

                                                                           Amount of
                                 Name and Address of                       Security of
Title of Class                   Beneficial Owner                          Beneficial Owner        % of Class

The Money Store Trust            Boston Safe Deposit and                    $3,500,000             13.0
Asset-Backed Certificates,       Trust Company
Series 1998-A,                   c/o Mellon Bank N.A.
Class AF-9                       Three Mellon Bank Center,
                                 Room 153-3015
                                 Pittsburgh, PA 15259

                                 Chase Manhattan Bank                      $16,125,000             59.7
                                 4 New York Plaza, 13th Floor
                                 New York, NY 10004

                                                                           Amount of
                                 Name and Address of                       Security of
Title of Class                   Beneficial Owner                          Beneficial Owner        % of Class

The Money Store Trust            Firstar Trust Company                     $5,000,000              18.5
Asset-Backed Certificates,       425 Walnut Street
Series 1998-A,                   Location CN-WM-06CT
Class AV-1                       Cincinnati, OH 45201

                                 The Northern Trust Company               $26,300,000               5.0
                                 801 S. Canal C-IN
                                 Chicago, IL 60607

                                 Chase Manhattan Bank                     $229,650,000             43.3
                                 4 New York Plaza, 13th Floor
                                 New York, NY 10004

                                 Citibank, N.A.                            $45,428,042              8.6
                                 P.O. Box 30576
                                 Tampa, FL 33630-3576

                                 J.P. Morgan Securities Inc.-Asset         $28,325,000              5.3
                                 Backed
                                 500 Stanton
                                 Christina Road
                                 Newark, DE 19713

                                 State Street Bank and                     $124,071,958            23.4
                                 Trust Company
                                 1776 Heritage Dr.
                                 Global Corp. Action Unit JAB5NW
                                 No. Quincy, MA 02171

                                                                             Amount of
                                 Name and Address of                         Security of
Title of Class                   Beneficial Owner                            Beneficial Owner        % of Class

The Money Store Trust
Asset-Backed Certificates,
Series 1998-A,
Class AH-1

                                                                             Amount of
                                 Name and Address of                         Security of
Title of Class                   Beneficial Owner                            Beneficial Owner        % of Class

The Money Store Trust
Asset-Backed Certificates,
Series 1998-A,
Class AH-2

                                                                           Amount of
                                 Name and Address of                       Security of
Title of Class                   Beneficial Owner                          Beneficial Owner        % of Class

The Money Store Trust            The Bank of New York                      $14,307,000             48.8
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-A,                   Secaucus, NJ 07094
Class AH-3
                                 Merrill Lynch, Pierce Fenner & Smith      $13,500,000             46.1
                                 Safekeeping
                                 4 Corporate Place
                                 Corporate Park 287
                                 Piscataway, NJ 08855

                                 The Provident Bank                         $1,500,000              5.1
                                 One East Fourth Street
                                 Mail Stop 666D
                                 Cincinnati, OH 45202

                                                                           Amount of
                                 Name and Address of                       Security of
Title of Class                   Beneficial Owner                          Beneficial Owner        % of Class

The Money Store Trust            The Bank of New York                      $6,406,000              61.6
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-A,                   Secaucus, NJ 07094
Class AH-4

                                 SSB-Bank Portfolio                        $4,000,000              38.4
                                 1776 Heritage Dr.
                                 Global Corporate Action
                                 Unit JAB5NW
                                 No. Quincy, MA 02171

                                                                          Amount of
                                 Name and Address of                      Security of
Title of Class                   Beneficial Owner                         Beneficial Owner        % of Class

The Money Store Trust            The Bank of New York                      $14,000,000             75.6
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-A,                   Secaucus, NJ 07094
Class AH-5
                                 Bank One Trust Company, N.A.               $1,000,000              5.4
                                 1900 Polaus Parkway
                                 4th Floor
                                 Columbus, OH 43240

                                 Chase Manhattan Bank                      $3,205,000              17.3
                                 4 New York Plaza, 13th Floor
                                 New York, NY 10004

                                                                          Amount of
                                 Name and Address of                      Security of
Title of Class                   Beneficial Owner                         Beneficial Owner        % of Class

The Money Store Trust            The Bank of New York                      $4,000,000              32.3
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-A,                   Secaucus, NJ 07094
Class MH-1

                                 Citibank, N.A.                            $7,375,000              59.6
                                 P.O. Box 30576
                                 Tampa, FL 33630-3576

                                 Firstar Bank, N.A.                        $1,000,000              8.1
                                 425 Walnut Street
                                 Location CN-WM-06CT
                                 Cincinnati, OH 45201

                                                                          Amount of
                                 Name and Address of                      Security of
Title of Class                   Beneficial Owner                         Beneficial Owner        % of Class

The Money Store Trust            The Bank of New York                      $6,000,000              47.7
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-A,                   Secaucus, NJ 07094
Class MH-2
                                 PNC Bank, National Association            $2,000,000              15.9
                                 1600 Market Street
                                 29th Floor
                                 Philadelphia, PA 19103

                                 State Street Bank and                     $4,581,000              36.4
                                 Trust Company
                                 1776 Heritage Dr.
                                 Global Corp. Action Unit
                                 JAB5NW
                                 No. Quincy, MA 02171


                                                                           Amount of
                                 Name and Address of                       Security of
Title of Class                   Beneficial Owner                          Beneficial Owner        % of Class


The Money Store Trust            Chase Manhattan Bank                      $13,613,000             100%
Asset-Backed Certificates,       4 New York Plaza, 13th Floor
Series 1998-A,                   New York, NY 10004
Class BH-1


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A)     None

     (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A)
     1. The consolidated financial statements of MBIA Insurance Corporation (the surety provider for The Money Store Trust Asset Backed Certificates, Series 1998-A) and subsidiaries contained in the annual report on form 10-K for the year ended December 31, 1999 which has been filed with the SEC by MBIA Inc. on March 27, 2000 is hereby incorporated herein by reference.

     2.      Not applicable

     3.      Exhibits

             13.  Annual Statement

             20.  Annual Compliance Certificate

             99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion.

     (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 14th day of April, 2000.

                                    TMS MORTGAGE INC.
                                    THE MONEY STORE/D.C. INC.
                                    THE MONEY STORE/KENTUCKY INC.
                                    THE MONEY STORE HOME EQUITY CORP.
                                    THE MONEY STORE/MINNESOTA INC.


                                    By:   /S/ ARTHUR Q. LYON
                                          -------------------------
                                    Name:  Arthur Q. Lyon
                                    Title: Chief Financial Officer

                                  EXHIBIT INDEX


       DESCRIPTION                                                 PAGE NUMBER

Annual Statement                                                      13

Annual Compliance Certificate                                         13

Annual Independent Accountant's Report                                13