Form 10-K
period 2000-12-31
MONEY STORE HOME EQUITY LOAN TRUST 1998-A
filed 2001-04-16
CIK 1059165

-----------------------------------------------
                                                OMB APPROVAL
                                -----------------------------------------------
                                OMB Number:     3235-0063
                                Expires:        May 31, 2000
                                Estimated average burden
                                hours per response   1711.00
                                -----------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        Commission file number 333-32775
                                               ---------

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
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                   *                                               *
------------------------------------------     -------------------------------
(State or other jurisdiction                        (Trust I.R.S. Employer
of incorporation or organization)                    Identification No.)

707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA                95605
---------------------------------------------     --------------------------
     (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code (916) 617-1000
                                                           --------------

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

 |X|  Yes   |_|  No

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

Number of holders of record of the Certificates as of April 9, 2001: 86

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following information is furnished as of April 9, 2001 as to each Certificate holder of record of more than 5% of the Certificates:

                                                                   Amount of
                              Name and Address of Beneficial       Security of
Title of Class                Owner                                Beneficial Owner       % of Class

The Money Store Trust         Boston Safe Deposit and Trust          $3,500,000             7.78
Asset-Backed                   Company
Certificates,                 c/o Mellon Bank N.A.
Series 1998-B                 Three Mellon Bank Center,
Class AF-4                    Room 153-3015
                              Pittsburgh, PA 15259

                              Chase Manhattan Bank                  $12,450,000            27.67
                              4 New York Plaza
                              13th Floor
                              New York, NY 10004

                              Northern Trust Company (THE)           $4,605,000            10.23
                              801 S. Canal C-IN
                              Chicago, IL 60607

                              PNC Bank, N.A./Pittsburgh             $12,500,000            27.78
                              One PNC Plaza, 9th Floor
                              249 5th Avenue
                              Pittsburgh, PA 15222-7707

                              State Street Bank and Trust
                               Company                               $4,250,000            9.44
                              1776 Heritage Dr.
                              Global Corporate Action Unit
                              JAB 5NW
                              No. Quincy, MA 02171

                                                                   Amount of
                              Name and Address of Beneficial       Security of
Title of Class                Owner                                Beneficial Owner       % of Class

The Money Store Trust         Bank of New York (THE)                $22,680,000           38.44
Asset-Backed Certificates,    925 Patterson Plank Rd.
Series 1998-A, Class AF-5     Secaucus, NJ 07094

                              Chase Manhattan Bank                  $22,345,000           37.87
                              4 New York Plaza
                              13th Floor
                              New York, NY 10004

                              State Street Bank and Trust
                                Company                              $4,250,000           7.20
                              1776 Heritage Dr.
                              Global Corporate Action Unit
                              JAB 5NW
                              No. Quincy, MA 02171

                                                                   Amount of
                              Name and Address of Beneficial       Security of
Title of Class                Owner                                Beneficial Owner       % of Class

The Money Store Trust
Asset-Backed Certificates,    Bank of New York (THE)                $15,610,090          36.30
Series 1998-A, Class AF-6     925 Patterson Plank Rd.
                              Secaucus, NJ 07094
                              Chase Manhattan Bank                  $20,500,000          47.67
                              4 New York Plaza
                              New York, NY 10004

                              Union Bank of California, N.A.         $5,000,000          11.63
                              P.O. Box 109
                              San Diego, CA 92112-4103

                                                                   Amount of
                              Name and Address of Beneficial       Security of
Title of Class                Owner                                Beneficial Owner       % of Class

The Money Store Trust         Bank of New York (THE)                 $7,500,000          15.31
Asset-Backed Certificates,    925 Patterson Plank Rd.
Series 1998-A, Class AF-7     Secaucus, NJ 07094


                              Bankers Trust Company                 $16,000,000          32.65
                              648 Grassmere Park Road
                              Nashville, TN 37211

                              Boston Safe Deposit and Trust
                               Company                               $5,890,000          12.02
                              c/o Mellon Bank N.A.
                              Three Mellon Bank Center,
                              Room 153-3015
                              Pittsburgh, PA 15259

                              Chase Manhattan Bank                  $10,000,000          20.41
                              4 New York Plaza
                              13th Floor
                              New York, NY 10004

                                                                   Amount of
                              Name and Address of Beneficial       Security of
Title of Class                Owner                                Beneficial Owner       % of Class

The Money Store Trust         Bank of New York (THE)                $30,000,000            100
Asset-Backed Certificates,    925 Patterson Plank Rd.
Series 1998-A, Class AF-8     Secaucus, NJ 07094


                                                                   Amount of
                              Name and Address of Beneficial       Security of
Title of Class                Owner                                Beneficial Owner       % of Class

The Money Store Trust
Asset-Backed Certificates,    Boston Safe Deposit and Trust          $1,395,000           5.16
Series 1998-A, Class AF-9     Company
                              c/o Mellon Bank N.A.
                              Three Mellon Bank Center,
                              Room 153-3015
                              Pittsburgh, PA 15259

                              Chase Manhattan Bank                  $16,980,000          62.89
                              4 New York Plaza
                              13th Floor
                              New York, NY 10004

                              Firestar Bank, N.A.                    $7,250,000          26.85
                              425 Walnut Street
                              Location CN-WM-06CT
                              Cincinnati, OH 45202

                                                                   Amount of
                              Name and Address of Beneficial       Security of
Title of Class                Owner                                Beneficial Owner       % of Class

The Money Store Trust         Chase Manhattan Bank                 $237,475,000          44.81
Asset-Backed Certificates,    4 New York Plaza
Series 1998-B,                13th Floor
Class AV                      New York, NY 10004

                              Citibank, N.A.                        $45,428,042           8.58
                              3800 Citicorp Center Tampa
                              Building B/Floor 1
                              Tampa, FL 33610-9122

                              State Street Bank and Trust          $148,846,958          28.08
                              Company
                              1776 Heritage Dr.
                              No. Quincy, MA 02171

                                                                   Amount of
                              Name and Address of Beneficial       Security of
Title of Class                Owner                                Beneficial Owner       % of Class

The Money Store Trust         Bank of New York (THE)                $13,000,000          70.23
Asset-Backed Certificates,    925 Patterson Plank Rd.
Series 1998-A,                Secaucus, NJ 07094
Class AH-5

                              Bankers Trust Company                  $3,000,000          16.21
                              648 Grassmere Park Road
                              Nashville, TN 37211

                              Bank One Trust Company, N.A.           $1,000,000           5.40
                              1900 Polaris Parkway
                              4th Floor
                              Columbus, OH 43240

                              Baird (Robert W.) & Co.                $1,235,000           6.67
                              Incorporated
                              777 E. Wisconsin Avenue
                              Milwaukee, WI 53202

                                                                   Amount of
                              Name and Address of Beneficial       Security of
Title of Class                Owner                                Beneficial Owner       % of Class

The Money Store Trust         Bank of New York (THE)
Asset-Backed Certificates,    925 Patterson Plank Rd.                $4,000,000          32.32
 Series 1998-A,               Secaucus, NJ 07094
Class MH-1

                              The Bank of New York/CDC-FP            $4,000,000          32.32
                              One Wall Street
                              New York, NY 10286

                              Citibank, N.A.                         $3,375,000          27.28
                              3800 Citicorp Center Tampa
                              Building B/Floor 1
                              Tampa, FL 33610-9122

                              Firestar Bank, N.A.                    $1,000,000           8.08
                              425 Walnut Street
                              Location CN-WM-06CT
                              Cincinnati, OH 45202

                                                                   Amount of
                              Name and Address of Beneficial       Security of
Title of Class                Owner                                Beneficial Owner       % of Class

The Money Store Trust         Goldman, Sachs & Co.                  $12,581,000           100
Asset-Backed Certificates,    180 Maiden Lane
Series 1998-A, Class MH-2     New York, NY 10038


                                                                   Amount of
                              Name and Address of Beneficial       Security of
Title of Class                Owner                                Beneficial Owner       % of Class

The Money Store Trust         Chase Manhattan Bank                   $8,000,000          58.77
Asset-Backed Certificates,    4 New York Plaza
Series 1998-A, Class BH       New York, NY 10004

                              Northern Trust Company (THE)           $5,613,000          41.73
                              801 S. Canal C-IN
                              Chicago, IL 60607



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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A)
        1. The consolidated financial statements of MBIA Insurance Corporation (the surety provider for The Money Store Trust Asset Backed Certificates, Series 1998-A) and subsidiaries contained in the annual report on form 10-K for the year ended December 31, 2000 which has been filed with the SEC by MBIA Inc. on March 30, 2001 is hereby incorporated herein by reference.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 16th day of April, 2001.

                                           TMS MORTGAGE INC.
                                           THE MONEY STORE/D.C. INC.
                                           THE MONEY STORE/KENTUCKY INC.
                                           THE MONEY STORE HOME EQUITY CORP.
                                           THE MONEY STORE/MINNESOTA INC.



                                           By: /s/ Arthur Q. Lyon
                                              ----------------------------
                                              Name:   Arthur Q. Lyon
                                              Title:  Chief Financial Officer

                                  EXHIBIT INDEX


       DESCRIPTION                                              PAGE NUMBER

Annual Statement                                                     9

Annual Compliance Certificate                                       11

Annual Independent Accountant's Report                              12